Form 10-Q
period 2026-06-30
Jones Ventures INTL Acquisition1 Corp
filed 2026-08-20
CIK 2129056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-43396

JONES VENTURES INTL ACQUISITION1 CORP

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1913650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Hudson St, 6th Floor New York, NY	10013
(Address of principal executive offices)	(Zip Code)

(212) 267-0777

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one Share Right	JONEU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	JONE	The Nasdaq Stock Market LLC

Share Rights, one eighth (1/8) of a Class A ordinary share upon consummation of our initial business combination	JONER	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 20, 2026, there were 21,040,500 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

JONES VENTURES INTL ACQUISITION1 CORP

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

JONES VENTURES INTL ACQUISITION1 CORP

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets
Cash	$192,683	$—
Prepaid expenses	22,063	30
Total Current Assets	214,746	30
Deferred offering costs	557,396	122,601
Total Assets	$772,142	$122,631

Liabilities and Shareholder’s Deficit
Liabilities
Current Liabilities
Accrued expenses	$15,750	$2,226
Accrued offering costs	492,613	110,142
Advances from related party	70,657	30,060
Promissory note – related party	300,000	—
Total Current Liabilities	879,020	142,428
Total Liabilities	879,020	142,428

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (1)(2)(3)	767	767
Additional paid-in capital	24,233	24,233
Accumulated deficit	(131,878)	(44,797)
Total Shareholder’s Deficit	(106,878)	(19,797)
Total Liabilities and Shareholder’s Deficit	$772,142	$122,631

(1)	Includes an aggregate of 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).
(2)	On March 13, 2026, the Company effected a share recapitalization and issued an additional 1,916,667 Class B ordinary shares to the Sponsor resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding and held by the Sponsor. All share and per share data have been retrospectively presented (Note 7).
(3)	On July 31, 2026, the Company closed the issuance and sale of 395,500 additional Units as the underwriters partially exercised their over-allotment option. As a result, 131,833 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

JONES VENTURES INTL ACQUISITION1 CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Formation, general and administrative costs	$43,605	$—	$87,081	$2,226
Loss from operations	(43,605)	—	(87,081)	(2,226)

Net loss	(43,605)	—	(87,081)	(2,226)

Weighted average Class B ordinary shares outstanding, basic and diluted(1)(2)(3)	6,666,667	6,666,667	6,666,667	6,666,667
Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

(1)	Excludes an aggregate of 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).
(2)	On March 13, 2026, the Company effected a share recapitalization and issued an additional 1,916,667 Class B ordinary shares to the Sponsor resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding and held by the Sponsor. All share and per share data have been retrospectively presented (Note 7).
(3)	On July 31, 2026, the Company closed the issuance and sale of 395,500 additional Units as the underwriters partially exercised their over-allotment option. As a result, 131,833 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

JONES VENTURES INTL ACQUISITION1 CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares
	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)(3)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	7,666,667	$767	$24,233	$(44,797)	$(19,797)

Net loss	—	—	—	—	—	(43,476)	(43,476)

Balance – March 31, 2026	—	—	7,666,667	767	24,233	(88,273)	(63,273)

Net loss	—	—	—	—	—	(43,605)	(43,605)

Balance – June 30, 2026	—	$—	7,666,667	$767	$24,233	$(131,878)	$(106,878)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares
	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)(3)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	7,666,667	$767	$24,233	$(32,136)	$(7,136)

Net loss	—	—	—	—	—	(2,226)	(2,226)

Balance – March 31, 2025	—	—	7,666,667	767	24,233	(34,362)	(9,362)

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2025	—	$—	7,666,667	$767	$24,233	$(34,362)	$(9,362)

(1)	Includes an aggregate of 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).
(2)	On March 13, 2026, the Company effected a share recapitalization and issued an additional 1,916,667 Class B ordinary shares to the Sponsor resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding and held by the Sponsor. All share and per share data have been retrospectively presented (Note 7).
(3)	On July 31, 2026, the Company closed the issuance and sale of 395,500 additional Units as the underwriters partially exercised their over-allotment option. As a result, 131,833 Founder Shares are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

JONES VENTURES INTL ACQUISITION1 CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(87,081)	$(2,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(22,033)	—
Accrued expenses	13,524	2,226
Net cash used in operating activities	(95,590)	—

Cash Flows from Financing Activities:
Proceeds from advances from related party	40,597	—
Proceeds from promissory note - related party	300,000	—
Payment of deferred offering costs	(52,324)	—
Net cash provided by financing activities	288,273	—

Net Change in Cash	192,683	—
Cash – Beginning of period	—	—
Cash – End of period	$192,683	$—

Supplemental disclosure of non-cash activities:
Deferred offering costs included in accrued offering costs	$382,471	$15,211

The accompanying notes are an integral part of the unaudited condensed financial statements.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND OPERATIONS

Jones Ventures INTL Acquisition1 Corp (the “Company”) was incorporated on June 15, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any discussions, directly or indirectly, with any business combination target regarding an initial Business Combination with the Company.

As of June 30, 2026, the Company had not yet commenced operations. All activity through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and/or dividend income on proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year-end.

The Company’s Sponsor is Jones Ventures INTL Acquisition1 Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering became effective on July 13, 2026. On July 15, 2026, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000. On July 31, 2026, the Company consummated the closing of an additional 395,500 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $3,955,000. Each Unit consists of one Class A ordinary share and one right (the “Public Right”) entitling the holder to receive one-eighth (1/8) of one Class A ordinary share upon closing of a Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 private placement units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and underwriters generating gross proceeds of $6,450,000. Each Private Placement Unit consists of one private Class A ordinary share, and one right (the “Private Placement Right”) to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of an initial Business Combination.

Transaction costs amounted to $4,960,192, consisting of $4,000,000 of cash underwriting fees and $960,192 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating the Business Combination. There is no assurance that the Company will be able to complete the Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company will only complete the Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on July 15, 2026, an amount of $200,000,000 ($10.00 per Unit) from the proceeds of the sale of the Units and the portion of the proceeds from the sale of Private Placement Units was held in a trust account (the “Trust Account”), located in the United States at Citibank, N.A., with Equiniti Trust Company, LLC acting as trustee. Following the sale of the additional Units on July 31, 2026, an amount of $3,955,000 has been added in the Trust Account. A total of $203,955,000 of the net proceeds from the Initial Public Offering (including the additional Units sold as the result of the underwriters’ partial exercise of their over-allotment option) was placed in the Trust Account. The funds may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, and held as cash or cash items (including in demand deposit accounts) at a bank, as determined by the Company, until the earlier of: (i) the completion of the Business Combination and (ii) the distribution of the Trust Account as described below.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS AND OPERATIONS (cont.)

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination, or if they vote at all. If the Company seeks shareholder approval in connection with the Business Combination, the initial shareholders (as defined below) will agree to vote their Founder Shares (as defined below in Note 5), their Private Placement Units and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) would not be voted in favor of approving the Business Combination). In addition, the initial shareholders will agree to waive their redemption rights with respect to their Founder Shares, Private Placement Units and any Public Shares held by the initial shareholders in connection with the completion of the Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles (i) that would affect the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of its Public Shares if the Company does not complete the Business Combination or (ii) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete the Business Combination within 21 months from the closing of the Initial Public Offering, or until such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), unless the Combination Period is extended with the consent of the Company’s shareholders pursuant to the Amended and Restated Memorandum and Articles, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and the Private Placement Units if the Company fails to complete the Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except for the Company’s independent registered public accounting firm and the underwriters of the Initial Public Offering, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 15, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 22, 2026. The interim results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of June 30, 2026, the Company had cash of $192,683 and working capital deficit of $664,274.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, up to $1,500,000 of such Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per Unit. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has completed its Initial Public Offering and the sale of the Private Placement Units on July 15, 2026, and the sale of additional Units as the underwriters partially exercised their over-allotment option on July 31, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. Management has determined that based on the completion of the Initial Public Offering, sale of the Private Placement Units, and sale of additional Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $192,683 and $0 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Other Assets and Deferred Costs – SEC Materials,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering and were charged to shareholder’s deficit upon the completion of the Initial Public Offering.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

FASB ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from management’s estimates under different assumptions or conditions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of June 30, 2026 and December 31, 2025, the Company has not recorded any amounts related to uncertain tax positions.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company recorded no income tax provision for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts presented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to FASB ASC Topic 480 since the underwriters did not exercise their over-allotment option at the closing of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, there is no over-allotment option liability recognized in the Company’s condensed balance sheets. On July 15, 2026, the Initial Public Offering closing date, the Company recognized an over-allotment option liability of $180,100 since the underwriters have not exercised their option at the time of the Initial Public Offering. As of July 31, 2026, the Company reduced the over-allotment option liability by $23,800 as a result of the underwriters’ partial exercise of their over-allotment option.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Rights

The Company accounts for the Public Rights issued in connection with the Initial Public Offering and the Private Placement Rights included in the Private Placement Units in accordance with the guidance contained in FASB Topic ASC 815. Under FASB ASC Topic 815-40, the Public Rights and the Private Placement Rights meet the criteria for equity treatment and as such were recorded in shareholder’s deficit. If the Public Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the unaudited condensed statements of operations.

Net Loss per Class B Ordinary Shares

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (Note 6). For the three and six months ended June 30, 2026 and 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the periods presented.

Recently Adopted Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 3. PUBLIC OFFERING

Pursuant to the closing of the Initial Public Offering on July 15, 2026, the Company sold 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. On July 31, 2026, the Company consummated the closing of additional 395,500 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $3,955,000. Each Unit consists of one Class A ordinary share and one Public Right entitling the holder to receive one-eighth (1/8) of one Class A ordinary share upon closing of a Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased 645,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,450,000. Of those 645,000 Private Placement Units, the Sponsor purchased 245,000 Private Placement Units and the underwriters purchased 400,000 Private Placement Units. Each Private Placement Unit consists of one private Class A ordinary share, and one Private Placement Right to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of an initial Business Combination. The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions. The Private Placement Units shall be subject to transfer restrictions. The Private Placement Units (including the underlying securities) purchased by the underwriters have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to the lock-up restrictions imposed by FINRA Rule 5110(e) pursuant to which these securities will not be sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transactions that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Initial Public Offering except as permitted under FINRA Rule 5110(e)(2) including to any member participating in the Initial Public Offering and the officers or partners, registered persons or affiliates thereof.

The Company’s initial shareholders have entered into a letter agreement with the Company, pursuant to which they agree to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Memorandum and Articles (A) to modify the substance or timing of the obligation to allow redemption or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fail to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering, or by such earlier or later liquidation date as the board of directors or shareholders may approve, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 18, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares of the Company, par value $0.0001 (“Class B ordinary shares” and such shares purchased by the Sponsor, the “Founder Shares”), for a purchase price of $25,000. On March 13, 2026, the Company effected share capitalization and issued an additional 1,916,667 Class B ordinary shares to the Sponsor resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding and held by the Sponsor. All share and per share data have been retrospectively presented (up to 1,000,000 Founder Shares of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised). On July 31, 2026, the Company closed the issuance and sale of 395,500 additional Units as the underwriters partially exercised their over-allotment option. As a result, 131,833 Founder Shares are no longer subject to forfeiture. The Founder Shares will automatically convert into non-redeemable Class A ordinary shares in connection with the consummation of the Business Combination and are subject to certain transfer restrictions, as described in Note 7.

On July 13, 2026, the Sponsor transferred an aggregate of 460,000 Founder Shares to the independent directors and officers of the Company, at a price equal to $0.003 per share, in exchange for their services as independent directors and officers through the Company’s initial Business Combination. Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the grant date. Those Founder Shares have an aggregate fair value of $448,500, or $0.98 per share. The Company established the fair value of Founder Shares using Monte Carlo Simulation Model prepared by a third-party valuation firm, which takes into consideration the following market assumptions; (i) stock price of $9.88, (ii) risk-free rate of 3.66%, and (ii) market adjustment of 9.90%. The Founder Shares were transferred subject to a performance condition (i.e., the occurrence of Business Combination). The Company will recognize share-based compensation expense of $448,500 at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination). As of June 30, 2026 and December 31, 2025, the Company determined that the initial Business Combination is not considered probable and therefore no share-based compensation expense was recognized.

The initial shareholders have agreed to forfeit up to 1,000,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units). If the Company increases or decreases the size of the offering, the Company will effect a share dividend or share contribution back to capital, as applicable, immediately prior to the consummation of the Initial Public Offering in such amount as to maintain the Founder Share ownership of the Company’s shareholders prior to the Initial Public Offering at 25% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering (not including the Private Placement Units).

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Underwriter

The lead underwriter and the representative of the underwriters is an affiliate of the Sponsor (Note 6).

Promissory Note — Related Party

On June 17, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and, as amended on March 10, 2026, will be repaid upon the completion of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had $300,000 and $0 borrowings under the Note, respectively. Subsequently, on July 15, 2026, the Company paid in full the total outstanding balance of the Note amounting to $300,000. Borrowings against the Note are no longer available.

Advances from Related Party

As of June 30, 2026 and December 31, 2025, an affiliate of the Sponsor of the Company paid expenses on its behalf and owed them the aggregate amounts of $70,657 and 30,060, respectively. Subsequently, on July 21, 2026, the Company paid in full the total outstanding balance of the advances from related party.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, up to $1,500,000 of such Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per Unit. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Administrative Support Agreement

Commencing on July 13, 2026, the date the Class A ordinary shares are first listed on the Nasdaq, the Company agreed to pay $20,000 a month to the Sponsor for office space, administrative and shared personnel support services and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. As of June 30, 2026 and December 31, 2025, no amount has been incurred for these services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares (only after conversion of such shares to Class A ordinary shares), Private Placement Units (and their underlying securities), and Private Placement Units (and their underlying securities) that may be issued upon conversion of up to $1,500,000 under the Working Capital Loans and any additional loans will be entitled to registration rights pursuant to a registration rights agreement signed on July 13, 2026, the effective date of the registration statement for the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. In addition, the underwriters and the Sponsor may not exercise their demand and piggyback registration rights solely with respect to the Private Placement Units after five (5) and seven (7) years, respectively, from the commencement of sales of the Initial Public Offering and may not exercise their demand rights with respect to the Private Placement Units on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted JonesTrading Institutional Services LLC (“Jones”), the lead underwriter, the representative of the underwriters, and an affiliate of the Sponsor, a 45-day option to purchase up to 3,000,000 Units to cover over-allotments, if any, from the date of the Initial Public Offering price less the underwriting discounts and commissions. As of July 15, 2026, at the closing of the Initial Public Offering, the full over-allotment option remains open. Subsequently, on July 31, 2026, the Company closed the issuance and sale of 395,500 additional Units in connection as the underwriters partially exercised their over-allotment option. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 2,604,500 Units.

The underwriters were paid a cash underwriting discount of $4,000,000 and an additional $100,000 for selling group commissions upon the closing of the Initial Public Offering. The Company engaged Odeon Capital Group LLC (“Odeon”) as a qualified independent underwriter, that participated in the preparation of the registration statement and exercised the usual standards of “due diligence” in respect thereto. The Company paid a fee of $100,000 to Odeon upon the completion of the Initial Public Offering in consideration for its services and expenses as a qualified independent underwriter. The qualified independent underwriter received no other compensation.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Business Combination Marketing Agreement

The Company engaged Jones, an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities and assist the Company with its press releases and public filings in connection with the Business Combination. Upon the consummation of the Business Combination, the Company will pay Jones a cash fee for such services in an amount equal to 4.0% of the gross proceeds of the Initial Public Offering (or $8,000,000 in the aggregate), and up to 6.0% on the gross proceeds of the overallotment (or $9,800,000 in the aggregate). As a result, Jones will not be entitled to such fee unless the Company consummates its initial Business Combination.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 7. SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares issued and outstanding. Up to 1,000,000 Class B ordinary shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Class B ordinary shares will continue to represent 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including Private Placement Units). On July 31, 2026, the Company closed the issuance and sale of 395,500 additional Units in connection with the underwriters partially exercising the over-allotment option. As a result, 131,833 Class B ordinary shares are no longer subject to forfeiture.

Prior to the consummation of the Business Combination, only holders of Class B ordinary shares have the right to vote on the appointment and removal of directors and be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of the Company approving a transfer by way of continuation to a jurisdiction outside the Cayman Islands).

Other than as described above, holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B ordinary shares will automatically convert into non-redeemable Class A ordinary shares in connection with the consummation of the Business Combination or at any time and from time to time at the option of the holder thereof, on a one-for-one basis, subject to adjustment. Class A ordinary shares issued in connection with the conversion of Class B ordinary shares issued prior to the consummation of the Business Combination are subject to the same restrictions as applied to Class B ordinary shares prior to such conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination.

In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’’ over-allotment option and excluding the Class A ordinary shares underlying the private placement units issued to the Sponsor or Jones), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement units issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Rights — Except in cases where the Company is not the surviving company in an initial Business Combination, each holder of a right will automatically receive one-eighth (1/8) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-eighth (1/8) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. As of June 30, 2026 and December 31, 2025, there were no Public Rights and Private Placement Rights issued or outstanding.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

NOTE 8. SEGMENT INFORMATION

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026 (Unaudited)	December 31, 2025
Cash	$$192,683	$—
Prepaid expenses	$22,063	$30
Deferred offering costs	$557,396	$122,601

	For The Three Months Ended June 30, (Unaudited)		For The Six Months Ended June 30, (Unaudited)
	2026	2025	2026	2025
Formation, general and administrative costs	$43,605	$—	$87,081	$2,226

The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general and administrative costs to manage, maintain, and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets as reported in the Company’s condensed balance sheets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 13, 2026, the Sponsor transferred an aggregate of 460,000 Founder Shares to the independent directors and officers of the Company, at a price equal to $0.003 per share, in exchange for their services as independent directors and officers through the Company’s initial Business Combination.

Commencing on July 13, 2026, the date the Class A ordinary shares are first listed on the Nasdaq, the Company agreed to pay $20,000 a month to the Sponsor for office space, administrative and shared personnel support services and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company.

JONES VENTURES INTL ACQUISITION1 CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The registration statement for the Company’s Initial Public Offering became effective on July 13, 2026.

On July 15, 2026, the Company paid in full the total outstanding balance of the Note amounting to $300,000.

On July 15, 2026, the Company consummated the Initial Public Offering of 20,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $200,000,000.

On July 15, 2026, simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and underwriters generating gross proceeds of $6,450,000.

On July 15, 2026, the underwriters were paid a cash underwriting discount of $4,000,000 and an additional $100,000 for selling group commissions upon the closing of the Initial Public Offering. The Company engaged Odeon as a qualified independent underwriter, that participated in the preparation of the registration statement and exercised the usual standards of “due diligence” in respect thereto. The Company paid a fee of $100,000 to Odeon upon the completion of the Initial Public Offering in consideration for its services and expenses as qualified independent underwriter.

On July 15, 2026, an amount of $200,000,000 from the proceeds of the sale of the Units and portion of the proceeds from the sale of the Private Placement Units was held in the Trust Account.

On July 15, 2026, the Company recognized an over-allotment option liability of $180,100 since the underwriters have not exercised their option at the time of the Initial Public Offering.

On July 15, 2026, the Company recognized a total of $99,305 of deferred legal fees incurred in connection with the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination.

On July 21, 2026, the Company paid in full the total outstanding balance of the advances from related party.

On July 31, 2026, the Company consummated the closing of an additional 395,500 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $3,955,000. As a result, 131,833 Founder Shares are no longer subject to forfeiture. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 2,604,500 Units.

On July 31, 2026, following the sale of the additional Units, an amount of $3,955,000 has been added in the Trust Account. A total of $203,955,000 of the net proceeds from the Initial Public Offering (including the additional Units sold as the result of the underwriters’ partial exercise of their over-allotment option) was placed in the Trust Account.

On July 31, 2026, the over-allotment option liability of the Company was reduced by $23,800 as a result of the underwriters’ partial exercise of their over-allotment option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

Overview

We are a blank check company incorporated in the Cayman Islands on June 15, 2021 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt. We have not selected any Business Combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target. We may pursue an initial Business Combination in any business or industry.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 15, 2021 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we expect to generate non-operating income in the form of interest and/or dividend income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026 and 2025, we had a net loss of $43,605 and $0, respectively, which consists of formation, general and administrative costs.

For the six months ended June 30, 2026 and 2025, we had a net loss of $87,081 and $2,226, respectively, which consists of formation, general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of June 30, 2026, the Company had cash of $192,683 and working capital deficit of $664,274.

For the six months ended June 30, 2026, net cash used in operating activities was $95,590. Net loss of $87,081 was affected by changes in operating assets and liabilities of the Company of $8,509.

For the six months ended June 30, 2026, net cash provided by financing activities was $288,273, which consists of proceeds from advances from related party of $40,597, proceeds from promissory note – related party of $300,000, and partially offset by payment of deferred offering costs of $52,324.

For the six months ended June 30, 2025, net cash used in operating activities was $0. Net loss of $2,226 was offset by changes in operating assets and liabilities of the Company of $2,226.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on July 15, 2026, we consummated the Initial Public Offering of 20,000,000 Units, at $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 645,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and the representative of the underwriters of the initial Public Offering, generating gross proceeds of $6,450,000.

On July 31, 2026, we consummated the closing of an additional 395,500 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $3,955,000.

Following the Initial Public Offering, and the sale of the Private Placement Units on July 15, 2026, a total of $200,000,000 was placed in the Trust. Following the sale of the additional Units on July 31, 2026, an amount of $3,955,000 has been added in the Trust Account. A total of $203,955,000 of the net proceeds from the Initial Public Offering (including the additional Units sold as the result of the underwriters’ partial exercise of their over-allotment option) was placed in the Trust Account. We incurred total transaction costs of $4,960,192, consisting of $4,000,000 of cash underwriting fees, and $960,192 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on July 13, 2026, the date the Class A ordinary shares are first listed on the Nasdaq, the Company agreed to pay $20,000 a month to the Sponsor for office space, administrative and shared personnel support services and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. As of June 30, 2026 and December 31, 2025, no amount has been incurred for these services.

Underwriting Agreement

The Company granted JonesTrading Institutional Services LLC (“Jones”), the lead underwriter, the representative of the underwriters, and an affiliate of the Sponsor, a 45-day option to purchase up to 3,000,000 Units to cover over-allotments, if any, from the date of the Initial Public Offering price less the underwriting discounts and commissions. As of July 15, 2026, at the closing of the Initial Public Offering, the full over-allotment option remains open. Subsequently, on July 31, 2026, the Company closed the issuance and sale of 395,500 additional Units in connection as the underwriters partially exercised their over-allotment option. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 2,604,500 Units.

The underwriters were paid a cash underwriting discount of $4,000,000 and an additional $100,000 for selling group commissions upon the closing of the Initial Public Offering. The Company engaged Odeon Capital Group LLC (“Odeon”) as a qualified independent underwriter, that participated in the preparation of the registration statement and exercised the usual standards of “due diligence” in respect thereto. The Company paid a fee of $100,000 to Odeon upon the completion of the Initial Public Offering in consideration for its services and expenses as a qualified independent underwriter. The qualified independent underwriter received no other compensation.

Business Combination Marketing Agreement

The Company engaged Jones, an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities and assist the Company with its press releases and public filings in connection with the Business Combination. Upon the consummation of the Business Combination, the Company will pay Jones a cash fee for such services in an amount equal to 4.0% of the gross proceeds of the Initial Public Offering (or $8,000,000 in the aggregate), and up to 6.0% on the gross proceeds of the overallotment (or $9,800,000 in the aggregate). As a result, Jones will not be entitled to such fee unless the Company consummates its initial Business Combination.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and related disclosures included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires Management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements included in this Report under Item 1. “Financial Statements”, which Management consider in formulating its estimated, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 18, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares of the Company, par value $0.0001 (“Class B ordinary shares” and such shares purchased by the Sponsor, the “Founder Shares”), for a purchase price of $25,000. On March 13, 2026, the Company effected share capitalization and issued an additional 1,916,667 Class B ordinary shares to the Sponsor resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding and held by the Sponsor. All share and per share data have been retrospectively presented (up to 1,000,000 Founder Shares of which are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised). On July 31, 2026, the Company closed the issuance and sale of 395,500 additional Units as the underwriters partially exercised their over-allotment option. As a result, 131,833 Founder Shares are no longer subject to forfeiture. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Subsequent to the quarterly period covered by this Quarterly Report, on July 15, 2026, the Company consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. JonesTrading Institutional Services LLC acted as the lead book-running manager and the representative of the underwriters for the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-295918). The Securities and Exchange Commission declared the registration statements effective on July 13, 2026.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased 645,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,450,000. Of those 645,000 Private Placement Units, the Sponsor purchased 245,000 Private Placement Units and the underwriters purchased 400,000 Private Placement Units. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On July 31, 2026, the Company consummated the closing of an additional 395,500 Units sold pursuant to the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $3,955,000. As a result, 131,833 Founder Shares are no longer subject to forfeiture. The underwriters have 45 days from the date of the Initial Public Offering to purchase the remaining 2,604,500 Units.

Following the Initial Public Offering, and the sale of the Private Placement Units on July 15, 2026, a total of $200,000,000 was placed in the Trust. Following the sale of the additional Units on July 31, 2026, an amount of $3,955,000 has been added in the Trust Account. A total of $203,955,000 of the net proceeds from the Initial Public Offering (including the additional Units sold as the result of the underwriters’ partial exercise of their over-allotment option) was placed in the Trust Account.

We incurred total transaction costs of $4,960,192, consisting of $4,000,000 of cash underwriting fees, and $960,192 of other offering costs related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JONES VENTURES INTL ACQUISITION1 CORP

Date: August 20, 2026	By:	/s/ Alan F. Hill
	Name:	Alan F. Hill
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 20, 2026	By:	/s/ Bryan Turley
	Name:	Bryan Turley
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

