Form 10-Q
period 2026-09-30
Jones Ventures INTL Acquisition1 Corp
filed 2026-11-12
CIK 2129056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

325 Hudson St, 6th Floor

New York, NY10013

(Address of principal executive offices)

(212) 267-0777

(Issuer’s telephone number)

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

As of November 10, 2026, there were 21,040,500 Class A Ordinary Shares, par value $0.0001 per share, and 6,798,500 Class B Ordinary Shares, par value $0.0001 per share, issued and outstanding.

JONES VENTURES INTL ACQUISITION1 CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

JONES VENTURES INTL ACQUISITION1 CORP

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash	$1,216,886	—
Prepaid expenses	132,062	30
Total current assets	1,348,948	30
Deferred offering costs	—	122,601
Prepaid expenses – non-current	84,259	—
Cash held in Trust Account	205,534,287	—
Total Assets	$206,967,494	$122,631

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$82,081	$2,226
Accrued offering costs	75,000	110,142
Advances from related party	—	30,060
Over-allotment option liability	—	—
Total current liabilities	157,081	142,428

Deferred legal fee	149,712	—
Total Liabilities	306,793	142,428

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,395,500 shares at redemption value of $10.08 per share	205,534,287	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 645,000 shares issued and outstanding (excluding 20,395,500 shares subject to possible redemption)	65	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,798,500 and 7,666,667 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively (1)(2)(3)	680	767
Additional paid-in capital	—	24,233
Retained earnings (accumulated deficit)	1,125,669	(44,797)
Total Shareholders’ Equity (Deficit)	1,126,414	(19,797)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$206,967,494	$122,631

(1)	On March 13, 2026, the Company effected a share recapitalization and issued an additional 1,916,667 Class B ordinary shares to the Sponsor resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding and held by the Sponsor. All share and per share data have been retrospectively presented (Note 7).
(2)	On July 31, 2026, the Company closed the issuance and sale of 395,500 additional Units as the underwriters partially exercised their over-allotment option. As a result, 131,833 Founder Shares are no longer subject to forfeiture (see Note 5).
(3)	Included an aggregate of 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The unexercised portion of the over-allotment option expired on August 29, 2026 and, as a result, the Sponsor forfeited 868,167 Class B ordinary shares (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

JONES VENTURES INTL ACQUISITION1 CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Formation, general and administrative costs	$256,516	$10,435	$343,597	$12,661
Loss from operations	(256,516)	(10,435)	(343,597)	(12,661)

Other income:
Change in fair value of over-allotment option liability	156,300	—	156,300	—
Interest earned on marketable securities held in Trust Account	1,579,287	—	1,579,287	—
Total other income, net	1,735,587	—	1,735,587	—

Net income (loss)	$1,479,071	$(10,435)	$1,391,990	$(12,661)

Weighted average shares outstanding, Class A redeemable ordinary shares	17,769,902	—	5,988,392	—

Basic and diluted net income per share, Class A ordinary shares	$0.06	$—	$0.11	$—

Basic weighted average shares outstanding, Class B ordinary shares(1)(2)(3)	6,755,511	6,666,667	6,696,607	6,666,667

Basic net income (loss) per share, Class B ordinary shares	$0.06	$(0.00)	$0.11	$(0.00)

Diluted weighted average shares outstanding, Class B ordinary shares(1)(2)(3)	6,798,500	6,666,667	6,711,094	6,666,667

Diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.00)	$0.11	$(0.00)

(1)	On March 13, 2026, the Company effected a share recapitalization and issued an additional 1,916,667 Class B ordinary shares to the Sponsor resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding and held by the Sponsor. All share and per share data have been retrospectively presented (Note 7).
(2)	On July 31, 2026, the Company closed the issuance and sale of 395,500 additional Units as the underwriters partially exercised their over-allotment option. As a result, 131,833 Founder Shares are no longer subject to forfeiture (see Note 5).
(3)	Excludes an aggregate of 1,000,000 Class B ordinary shares subject to forfeiture until the over-allotment option was partially exercised on July 31, 2026 and the unexercised portion expired on August 29, 2026 and, as a result, the Sponsor forfeited 868,167 Class B ordinary shares (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

JONES VENTURES INTL ACQUISITION1 CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’ (Deficit)
	Shares	Amount	Shares(1)(2)(3)	Amount(1)(2)(3)	Capital	Earnings	Equity
Balance – January 1, 2026	—	$—	7,666,667	$767	$24,233	$(44,797)	$(19,797)

Net loss	—	—	—	—	—	(43,476)	(43,476)

Balance – March 31, 2026 (Unaudited)	—	—	7,666,667	767	24,233	(88,273)	(63,273)

Net loss	—	—	—	—	—	(43,605)	(43,605)

Balance – June 30, 2026 (Unaudited)	—	—	7,666,667	767	24,233	(131,878)	(106,878)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(8,809,430)	(221,524)	(9,030,954)

Sale of 645,000 Private Placement Units	645,000	65	—	—	6,449,935	—	6,450,000

Fair value of rights included in Public Rights	—	—	—	—	2,427,065	—	2,427,065

Allocated value of transaction costs to over-allotment option, Public Rights and Private Placement Units	—	—	—	—	(91,890)	—	(91,890)

Forfeiture of Founder Shares	—	—	(868,167)	(87)	87	—	—

Net income	—	—	—	—	—	1,479,071	1,479,071

Balance – September 30, 2026 (Unaudited)	645,000	$65	6,798,500	$680	$—	$1,125,669	$1,126,414

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)(2)(3)	Amount(1)(2)(3)	Capital	Deficit	Deficit
Balance – January 1, 2025	—	$—	7,666,667	$767	$24,233	$(32,136)	$(7,136)

Net loss	—	—	—	—	—	(2,226)	(2,226)

Balance – March 31, 2025 (Unaudited)	—	—	7,666,667	767	24,233	(34,362)	(9,362)

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2025 (Unaudited)	—	—	7,666,667	767	24,233	(34,362)	(9,362)

Net loss	—	—	—	—	—	(10,435)	(10,435)

Balance – September 30, 2025 (Unaudited)	—	$—	7,666,667	$767	$24,233	$(44,797)	$(19,797)

(1)	On March 13, 2026, the Company effected a share recapitalization and issued an additional 1,916,667 Class B ordinary shares to the Sponsor resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding and held by the Sponsor. All share and per share data have been retrospectively presented (Note 7).
(2)	On July 31, 2026, the Company closed the issuance and sale of 395,500 additional Units as the underwriters partially exercised their over-allotment option. As a result, 131,833 Founder Shares are no longer subject to forfeiture (see Note 5).
(3)	Included an aggregate of 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. The unexercised portion of the over-allotment option expired on August 29, 2026 and, as a result, the Sponsor forfeited 868,167 Class B ordinary shares (Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

JONES VENTURES INTL ACQUISITION1 CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,391,990	$(12,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of over-allotment option liability	(156,300)	—
Interest earned on cash held in Trust Account	(1,579,287)	—
Changes in operating assets and liabilities:
Prepaid expenses	(132,032)	10,435
Prepaid expenses – non-current	(84,259)	—
Accounts payable and accrued expenses	79,855	2,226
Deferred legal fee payable	50,407	—
Net cash used in operating activities	(429,626)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(203,955,000)	—
Net cash used in investing activities	(203,955,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	199,955,000	—
Proceeds from sale of Private Placement Units	6,450,000	—
Proceeds from advances from related party	40,597	—
Repayment of advances from related party	(70,657)	—
Proceeds from promissory note - related party	300,000	—
Repayment of promissory note - related party	(300,000)	—
Payment of offering costs	(773,428)	—
Net cash provided by financing activities	205,601,512	—

Net Change in Cash	1,216,886	—
Cash – Beginning of period	—	—
Cash – End of period	$1,216,886	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$10,938	$5,129
Forfeiture of Founder Shares	$87	$—
Accretion of Class A ordinary shares carrying value to redemption value	$9,030,954	$—
Deferred legal fee payable	$99,305	$—
Over-allotment option liability	$156,300	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

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

As of September 30, 2026, the Company had not yet commenced operations. All activity through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on proceeds derived from the Initial Public Offering and the Private Placement (as defined below). The Company has selected December 31 as its fiscal year-end.

The Company’s Sponsor is Jones Ventures INTL Acquisition1 Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 13, 2026. On July 15, 2026, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share and one right (“Right”) entitling the holder to receive one-eighth of one Class A ordinary share upon closing of a Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 private placement units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and underwriters generating gross proceeds of $6,450,000. Each Private Placement Unit consists of one private Class A ordinary share, and one right to receive one-eighth of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”).

On July 31, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 395,500 Units at $10.00 per Unit, generating additional gross proceeds of $3,955,000. The remaining over-allotment option expired unexercised on August 29, 2026.

Transaction costs amounted to $4,960,192, consisting of $4,000,000 of cash underwriting fees, and $960,192 of other offering costs.

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

Following the closing of the Initial Public Offering, on July 15, 2026 and the partial exercise of the over-allotment option on July 31, 2026, an aggregate amount of $203,955,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in a trust account (the “Trust Account”), located in the United States at Citibank, N.A., with Equiniti Trust Company, LLC acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, and held as cash or cash items (including in demand deposit accounts) at a bank, as determined by the Company, until the earlier of: (i) the completion of the Business Combination and (ii) the distribution of the Trust Account as described below.

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity. In such case, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination, or if they vote at all. If the Company seeks shareholder approval in connection with the Business Combination, the initial shareholders (as defined below) will agree to vote their Founder Shares (as defined below in Note 5), their Private Placement Units and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) would not be voted in favor of approving the Business Combination). In addition, the initial shareholders will agree to waive their redemption rights with respect to their Founder Shares, Private Placement Units and any Public Shares held by the initial shareholders in connection with the completion of the Business Combination.

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

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The initial shareholders agree to waive their liquidation rights with respect to the Founder Shares and the Private Placement Units if the Company fails to complete the Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they are entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except for the Company’s independent registered public accounting firm and the underwriters of the Initial Public Offering, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 15, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 22, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to July 15, 2026 had been satisfied through the payment of $25,000 by the Sponsor for the purchase of the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5) and, subsequent to the Initial Public Offering, through the proceeds from the Initial Public Offering and the sale of the Private Placement Units held outside of the Trust Account and working capital. As of September 30, 2026, the Company had cash of $1,216,886 and working capital of $1,191,867.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, up to $1,500,000 of such Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per Unit. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, Presentation of Financial Statements - Going Concern, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that based on the completion of the Initial Public Offering, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of these unaudited condensed financial statements.

 JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,216,886 and $0 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $205,534,287, were held in an interest-bearing deposit account.

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

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed under FASB ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

FASB ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from management’s estimates under different assumptions or conditions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of September 30, 2026, the Company has not recorded any amounts related to uncertain tax positions.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company recorded no income tax provision for the periods presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts presented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed to the contingently redeemable shares and was accounted for as a liability pursuant to FASB ASC 480 since the underwriters did not exercise their over-allotment option at the closing of the Initial Public Offering. On July 31, 2026, the underwriters partially exercised the over-allotment option, and the remaining over-allotment option expired unexercised on August 29, 2026. As of September 30, 2026, there was no over-allotment option liability outstanding (see Note 8).

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC 718, Compensation—Stock Compensation, which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Rights

The Company accounts for the Public Rights issued in connection with the Initial Public Offering and the Private Placement Rights included in the Private Placement Units in accordance with the guidance contained in FASB Topic ASC 815. Under FASB ASC Topic 815-40, the Public Rights and the Private Placement Rights meet the criteria for equity treatment and as such were recorded in shareholders’ equity. If the Public Rights and Private Placement Rights no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the condensed statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$203,955,000
Less:
Proceeds allocated to Public Rights	(2,427,065)
Proceeds allocated to over-allotment option	(156,300)
Public Shares issuance costs	(4,868,302)
Plus:
Remeasurement of carrying value to redemption value	9,030,954
Class A ordinary shares subject to possible redemption, September 30, 2026	$205,534,287

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) allocated to each class by the weighted average number of ordinary shares of each class outstanding during the period, excluding ordinary shares subject to forfeiture.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the 20,395,500 Public Rights issued in connection with the Initial Public Offering (including the partial exercise of the over-allotment option) and the 645,000 Private Placement Rights included in the Private Placement Units, each entitling the holder to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of the initial Business Combination, because their conversion is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

Weighted average ordinary shares for the 2025 comparative periods were reduced by 1,000,000 Class B ordinary shares that were subject to forfeiture pending the exercise of the underwriters’ over-allotment option. On July 31, 2026, the underwriters partially exercised the over-allotment option and, as a result, 131,833 Class B ordinary shares were no longer subject to forfeiture and are included in the diluted weighted average Class B ordinary shares for the three and nine months ended September 30, 2026. The remaining over-allotment option expired unexercised on August 29, 2026 and, as a result, the Sponsor forfeited 868,167 Class B ordinary shares (see Note 5). At September 30, 2026, the Company did not have any dilutive securities or other contracts, other than the Public Rights and Private Placement Rights, that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,071,662	$407,409	$657,137	$734,853
Denominator:
Basic weighted-average shares outstanding	17,769,902	6,755,511	5,988,392	6,696,607
Basic net income per ordinary share	$0.06	$0.06	$0.11	$0.11

Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,069,787	$409,284	$656,387	$735,603
Denominator:
Diluted weighted-average shares outstanding	17,769,902	6,798,500	5,988,392	6,711,094
Diluted net income per ordinary share	$0.06	$0.06	$0.11	$0.11

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(10,435)	$—	$(12,661)
Denominator:
Basic and diluted weighted-average shares outstanding	—	6,666,667	—	6,666,667
Basic and diluted net loss per ordinary share	$—	$(0.00)	$—	$(0.00)

Recently Adopted Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. Initial Public Offering

Pursuant to the closing of the Initial Public Offering on July 15, 2026, the Company sold 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share and one Right entitling the holder to receive one-eighth (1/8) of one Class A ordinary share upon closing of a Business Combination (“Right”). On July 31, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 395,500 Units at $10.00 per Unit, generating additional gross proceeds of $3,955,000. The remaining over-allotment option expired unexercised on August 29, 2026.

4. Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased 645,000 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $6,450,000. Of those 645,000 Private Placement Units, the Sponsor purchased 245,000 Private Placement Units and the underwriters purchased 400,000 Private Placement Units. The Private Placement Units are identical to the Units sold in this offering, subject to certain limited exceptions. Each Private Placement Unit consists of one private Class A ordinary share, and one Private Placement Right to receive one-eighth (1/8) of a Class A ordinary share upon the consummation of an initial Business Combination. The Private Placement Units shall be subject to transfer restrictions.

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

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

5. Related Party Transactions

Founder Shares

On June 18, 2021, the Sponsor purchased 5,750,000 Class B ordinary shares of the Company, par value $0.0001 (“Class B ordinary shares” and such shares purchased by the Sponsor, the “Founder Shares”), for a purchase price of $25,000. On March 13, 2026, the Company effected share capitalization and issued an additional 1,916,667 Class B ordinary shares to the Sponsor resulting in an aggregate of 7,666,667 Class B ordinary shares outstanding and held by the Sponsor. All share and per share data have been retrospectively presented (up to 1,000,000 Founder Shares of which were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised). The Founder Shares will automatically convert into non-redeemable Class A ordinary shares in connection with the consummation of the Business Combination and are subject to certain transfer restrictions, as described in Note 7.

On July 13, 2026, the Sponsor transferred an aggregate of 460,000 Founder Shares to the independent directors and officers of the Company, at a price equal to $0.003 per share, in exchange for their services as independent directors and officers through the Company’s initial Business Combination. Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the grant date. Those Founder Shares have an aggregate fair value of $448,500, or $0.98 per share. The Company established the fair value of Founder Shares using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the following market assumptions; (i) stock price of $9.88, (ii) risk-free rate of 3.66%, and (ii) market adjustment of 9.90%. The Founder Shares were transferred subject to a performance condition (i.e., the occurrence of Business Combination). The Company will recognize stock-based compensation expense of $448,500 at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination). As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense was recognized.

The initial shareholders had agreed to forfeit up to 1,000,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including the Private Placement Units). If the Company increases or decreases the size of the offering, the Company will effect a share dividend or share contribution back to capital, as applicable, immediately prior to the consummation of the Initial Public Offering in such amount as to maintain the Founder Share ownership of the Company’s shareholders prior to the Initial Public Offering at 25% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering (not including the Private Placement Units).

On July 31, 2026, the underwriters partially exercised the over-allotment option and, as a result, 131,833 Founder Shares are no longer subject to forfeiture. On August 29, 2026, the remaining over-allotment option expired unexercised and, as a result, the Sponsor forfeited 868,167 Founder Shares for no consideration. Accordingly, there were 6,798,500 Founder Shares issued and outstanding as of September 30, 2026.

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

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Underwriter

The lead underwriter is an affiliate of the Sponsor (Note 6).

Promissory Note — Related Party

On June 17, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and, as amended on March 10, 2026, will be repaid upon the completion of the Initial Public Offering. As of September 30, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $300,000. Borrowings against the note are no longer available.

Advances from Related Party

As of July 15, 2026, an affiliate of the Sponsor of the Company paid expenses on its behalf and owed them the aggregate amounts of $70,657. Subsequently, on July 21, 2026, the Company fully repaid the total outstanding balance of advances from related party. As of September 30, 2026 and December 31, 2025, there were $0 and $30,060, respectively, of advances from related party outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, up to $1,500,000 of such Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per Unit. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on July 13, 2026, the date the Class A ordinary shares are first listed on the Nasdaq, the Company agreed to pay $20,000 a month to the Sponsor for office space, administrative and shared personnel support services and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred $52,258 of fees under this agreement, all of which is included in accrued expenses in the Company’s condensed balance sheets as of September 30, 2026.

6. Commitments and Contingencies

Registration Rights

The holders of Founder Shares (only after conversion of such shares to Class A ordinary shares), Private Placement Units (and their underlying securities), and Private Placement Units (and their underlying securities) issued upon conversion of up to $1,500,000 under the Working Capital Loans and any additional loans are entitled to registration rights pursuant to a registration rights agreement signed on July 13, 2026, the effective date of the registration statement for the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. In addition, the underwriters and the Sponsor may not exercise their demand and “piggyback” registration rights solely with respect to the Private Placement Units after five (5) and seven (7) years, respectively, from the commencement of sales in the Initial Public Offering and may not exercise their demand rights with respect to the Private Placement Units on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Deferred Legal Fees

As of September 30, 2026, the Company had a total of $149,712 of deferred legal fees, consisting of $99,305 incurred in connection with the Initial Public Offering and $50,407 incurred subsequent to the Initial Public Offering, which is included in formation, general and administrative costs in the accompanying condensed statements of operations, to be paid to the Company’s legal advisors upon consummation of the Business Combination. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets.

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Underwriting Agreement

The Company granted JonesTrading Institutional Services LLC (“Jones”), the underwriter and an affiliate of the Sponsor, a 45-day option to purchase up to 3,000,000 Units to cover over-allotments, if any, from the date of the Initial Public Offering price less the underwriting discounts and commissions. On July 31, 2026, the underwriters partially exercised the over-allotment option and purchased an additional 395,500 Units, generating gross proceeds of $3,955,000. The remaining over-allotment option to purchase 2,604,500 Units expired unexercised on August 29, 2026.

The underwriters were paid a cash underwriting discount of $4,000,000 and an additional $100,000 for selling group commissions upon the closing of the Initial Public Offering. The Company engaged Odeon Capital Group LLC (“Odeon”) as a qualified independent underwriter, that participated in the preparation of the registration statement and exercised the usual standards of “due diligence” in respect thereto. The Company paid a fee of $100,000 to Odeon upon the completion of the Initial Public Offering in consideration for its services and expenses as the qualified independent underwriter. The independent underwriter received no other compensation.

Business Combination Marketing Agreement

The Company engaged Jones, an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities and assist the Company with its press releases and public filings in connection with the Business Combination. Upon the consummation of the Business Combination, the Company will pay Jones a cash fee for such services in an amount equal to 4.0% of the gross proceeds of the Initial Public Offering (or $8,000,000 in the aggregate), and up to 6.0% on the gross proceeds from the partial exercise of the overallotment (or $8,237,300 in the aggregate). As a result, Jones will not be entitled to such fee unless the Company consummates its initial Business Combination.

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

7. Shareholders’ Equity

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no preference shares issued or outstanding.

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2026, there were 645,000 Class A ordinary shares issued and outstanding, excluding 20,395,500 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 6,798,500 Class B ordinary shares issued and outstanding. Up to 1,000,000 Class B ordinary shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Class B ordinary shares would represent 25% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (not including Private Placement Units). The underwriters partially exercised the over-allotment option on July 31, 2026 and the remaining over-allotment option expired on August 29, 2026 and, as a result, the Sponsor forfeited 868,167 Class B ordinary shares. Accordingly, no Class B ordinary shares remain subject to forfeiture.

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

In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement units issued to the Sponsor or Jones), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement units issued to our Sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial business combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

8. Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The over-allotment option was accounted for as a liability in accordance with FASB ASC 480 and was presented within liabilities on the condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the condensed statements of operations. The over-allotment option liability had an initial fair value of $180,100 as of July 15, 2026. Upon the partial exercise of the over-allotment option on July 31, 2026, $23,800 of the liability was reclassified to shareholders’ equity. Upon the expiration of the remaining over-allotment option on August 29, 2026, the remaining liability of $156,300 was derecognized and recognized as a gain within change in fair value of over-allotment option liability in the condensed statements of operations. As of September 30, 2026, there was no over-allotment option liability outstanding.

The following table presents the changes in the fair value of the over-allotment option liability, which was classified within Level 3 of the fair value hierarchy:

Balance – December 31, 2025	$—
Initial measurement on July 15, 2026	180,100
Reclassification to shareholders’ equity upon partial exercise of over-allotment option on July 31, 2026	(23,800)
Change in fair value upon expiration of over-allotment option on August 29, 2026	(156,300)
Balance – September 30, 2026	$—

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models, which are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

July 15, 2026
Volatility	2.29%
Expected term (years)	0.12
Daily treasury yield curve	3.76%
Exercise price	$10.00

JONES VENTURES INTL ACQUISITION1 CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The fair value of the 20,395,500 Public Rights issued in the Initial Public Offering, including the partial exercise of the over-allotment option, is $2,427,065, or $0.12 per Public Right. The Public Rights have been classified within shareholders’ equity and will not require remeasurement after issuance. The Public Rights were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in assumptions related to the market adjustments as noted below. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

July 15, 2026
Unit price	$9.94
Stock price	$9.82
Pre-adjusted value per Right	$1.23
Market adjustment(1)	9.70%

(1)	The market adjustment reflects additional factors not fully captured by low volatility selection, which may include the likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period. The adjustment is determined by comparing traded right prices to simulated model outputs.

9. Segment Information

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30, 2026	December 31, 2025
Cash held in Trust Account	$205,534,287	$—
Cash	1,216,886	—

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Formation, general and administrative costs	$256,516	$10,435	$343,597	$12,661
Interest earned on cash held in Trust Account	$1,579,287	$—	$1,579,287	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM reviews interest earned on cash held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy of cash with the Trust Account funds while maintaining compliance with the Trust Agreement.

10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Jones Ventures INTL Acquisition1 Corp References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Jones Ventures INTL Acquisition1 Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 15, 2021 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,479,071, which consists of interest earned on cash held in the Trust Account of $1,579,287 and a change in fair value of the over-allotment option liability of $156,300, partially offset by formation, general and administrative costs of $256,516.

For the three months ended September 30, 2025, we had a net loss of $10,435, which consisted of formation, general and administrative costs.

For the nine months ended September 30, 2026, we had net income of $1,391,990, which consists of interest earned on cash held in the Trust Account of $1,579,287 and a change in fair value of the over-allotment option liability of $156,300, partially offset by formation, general and administrative costs of $343,597.

For the nine months ended September 30, 2025, we had a net loss of $12,661, which consisted of formation, general and administrative costs.

Liquidity and Capital Resources

The registration statement for the Company’s Initial Public Offering was declared effective on July 13, 2026. On July 15, 2026, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000. Each Unit consists of one Class A ordinary share and one right (“Right”) entitling the holder to receive one-eighth of one Class A ordinary share upon closing of a Business Combination (“Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 private placement units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and underwriters generating gross proceeds of $6,450,000. Each Private Placement Unit consists of one private Class A ordinary share, and one right to receive one-eighth of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). On July 31, 2026, the underwriters partially exercised their over-allotment option and purchased an additional 395,500 Units at $10.00 per Unit, generating additional gross proceeds of $3,955,000.

Following the Initial Public Offering, the partial exercise of the over-allotment option on July 31, 2026, and the sale of the Private Placement Units, a total of $203,955,000 was placed in the Trust Account. We incurred $4,960,192, consisting of $4,000,000 of cash underwriting fees, and $960,192 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $429,626. Net income of $1,391,990 was affected by interest earned on cash held in the Trust Account of $1,579,287 and a change in fair value of the over-allotment option liability of $156,300. Changes in operating assets and liabilities used $86,029 of cash for operating activities.

For the nine months ended September 30, 2025, net cash used in operating activities was $0. Net loss of $12,661 was offset by changes in operating assets and liabilities of the Company of $12,661.

For the nine months ended September 30, 2026, net cash used in investing activities was $203,955,000, which consisted of the investment of cash in the Trust Account in connection with the Initial Public Offering and the partial exercise of the over-allotment option. There were no cash flows from investing activities for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, net cash provided by financing activities was $205,601,512, which consisted of proceeds from the sale of Units, net of underwriting discounts paid, of $199,955,000, proceeds from the sale of Private Placement Units of $6,450,000, proceeds from the promissory note – related party of $300,000 and proceeds from advances from related party of $40,597, partially offset by the repayment of the promissory note – related party of $300,000, repayment of advances from related party of $70,657 and payment of offering costs of $773,428. There were no cash flows from financing activities for the nine months ended September 30, 2025.

As of September 30, 2026, we had cash held in the Trust Account of $205,534,287 (including $1,579,287 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,216,886. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Support Agreement

Commencing on July 13, 2026, the date the Class A ordinary shares are first listed on the Nasdaq, the Company agreed to pay $20,000 a month to the Sponsor for office space, administrative and shared personnel support services and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred $52,258 of fees under this agreement, all of which is included in accrued expenses in the Company’s condensed balance sheets as of September 30, 2026.

Deferred Legal Fees

As of September 30, 2026, the Company had a total of $149,712 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination, consisting of $99,305 incurred in connection with the Initial Public Offering and $50,407 incurred subsequent to the Initial Public Offering, which is included in formation, general and administrative costs in the accompanying condensed statements of operations. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets.

Underwriting Agreement

The Company granted JonesTrading Institutional Services LLC (“Jones”), the underwriter and an affiliate of the Sponsor, a 45-day option to purchase up to 3,000,000 Units to cover over-allotments, if any, from the date of the Initial Public Offering price less the underwriting discounts and commissions. On July 31, 2026, the underwriters partially exercised the over-allotment option and purchased an additional 395,500 Units, generating gross proceeds of $3,955,000. The remaining over-allotment option to purchase 2,604,500 Units expired unexercised on August 29, 2026.

The underwriters were paid a cash underwriting discount of $4,000,000 and an additional $100,000 for selling group commissions upon the closing of the Initial Public Offering. The Company engaged Odeon Capital Group LLC (“Odeon”) as a qualified independent underwriter, that participated in the preparation of the registration statement and exercised the usual standards of “due diligence” in respect thereto. The Company paid a fee of $100,000 to Odeon upon the completion of the Initial Public Offering in consideration for its services and expenses as the qualified independent underwriter. The independent underwriter received no other compensation.

Business Combination Marketing Agreement

The Company engaged Jones, an affiliate of the Sponsor, as an advisor in connection with the Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities and assist the Company with its press releases and public filings in connection with the Business Combination. Upon the consummation of the Business Combination, the Company will pay Jones a cash fee for such services in an amount equal to 4.0% of the gross proceeds of the Initial Public Offering (or $8,000,000 in the aggregate), and up to 6.0% on the gross proceeds from the partial exercise of the over-allotment option (or $8,237,300 in the aggregate). As a result, Jones will not be entitled to such fee unless the Company consummates its initial Business Combination.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. The more significant accounting estimates included in the unaudited condensed financial statements included elsewhere in this Report is the determination of the fair value of the Rights and over-allotment option issued during the consummation of our Initial Public Offering. As of September 30, 2026, the Company did not have any other critical accounting estimates requiring disclosure, as the Public Rights and Private Placement Rights are classified as equity and are not subject to remeasurement at each reporting period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 15, 2026, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $200,000,000. Jones acted as lead book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-295918). The Securities and Exchange Commission declared the registration statement effective on July 13, 2026.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 private placement units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor and underwriters generating gross proceeds of $6,450,000. Each Private Placement Unit consists of one private Class A ordinary share, and one right to receive one-eighth of a Class A ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions, and are subject to transfer restrictions.

Following the Initial Public Offering, the partial exercise of the over-allotment option on July 31, 2026, and the sale of the Private Placement Units, a total of $203,955,000 was placed in the Trust Account.

We incurred a total of $4,960,192, consisting of $4,000,000 of cash underwriting fees, and $960,192 of other offering costs. As of September 30, 2026, $75,000 of such offering costs was included in accrued offering costs and $99,305 was included in deferred legal fees, both of which remained unpaid.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 21, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JONES VENTURES INTL ACQUISITION1 CORP

Date: November 10, 2026	By:	/s/ Alan F. Hill
	Name:	Alan F. Hill
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Bryan Turley
	Name:	Bryan Turley
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

